Form 10-K
BEAR STEARNS ALT A TR MORTGAGE PASS THR CERT SERIES 2002-1
filed 2004-03-30
CIK 1172412

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X





  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.






  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class B-1                            4
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class I-A-4                          3
             Class II-A                           5
             Class I-X                            3
             Class R-I                            1
             Class R-II                           1

             Total:                              26


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 05, 2003, December 02, 2003, and January 06, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.



                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Bear Stearns ALT-A Trust
     Mortgage Pass-Through Certificates
     Series 2002-1
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Securities Administrator


  By:     Brett Handelman, Vice President

  By: /s/ Brett Handelman, Vice President

  Dated: March 30, 2004


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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Brett Handelman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Bear Stearns ALT-A Trust Mortgage Pass-Through Certificates, Series 2002-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EverHome Mortgage f/k/a Alliance Mtg Co as Servicer.

     Date: March 30, 2004

     /s/ Brett Handelman
     Signature

     Vice President
     Title

  EX-99.1(a)

  (Logo) Deloitte


  Deloitte & Touche LLP
  Suite 2801
  One Independent Drive Jacksonville, FL 32202-5034
  USA
  Tel: +19046651400
  Fax: +1 9046651600
  www.deloitte.com
  INDEPENDENT ACCOUNTANTS' REPORT ON
  MANAGEMENT'S ASSERTION ABOUT COMPLIANCE
WITH UNIFORM SINGLE ATTESTATION PROGRAM
  REQUIREMENTS

  To the Board of Directors EverHome Mortgage Company:

  We have examined management's
assertion about EverHome Mortgage Company's (the
  "Company") (formerly Alliance Mortgage
 Company) compliance with the minimum
  servicing standards identified in the
Mortgage Bankers Association of America's
  Uniform Single Attestation Program for
Mortgage Bankers (USAP) as of and for the
  year ended December 31, 2003 included in the accompanying management assertion.
  Management is responsible for the
Company's compliance with those minimum
  servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance
based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the
  minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination
  provides a reasonable basis for our opinion.
Our examination does not provide a
  legal determination on the Company's
compliance with the minimum servicing
  standards.

  In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December
  31, 2003 is fairly stated, in all material respects.

  /s/ Deloitte & Touche LLP
  February 25, 2004
  Member of
  Deloitte Touche Tohmatsu

  EX-99.2(a)

  (logo) EverHome
  MORTGAGE COMPANY

  As of and for the year ended December 31, 2003, EverHome Mortgage Company
  (formerly Alliance Mortgage Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of
  America's Uniform Single Attestation Program for Mortgage Bankers. As of and for
  this same period, EverHome Mortgage
Company had in effect a fidelity bond and an
  errors and omissions policy in the amount of $17 million, respectively.


  /s/ Gary A. Meeks
  Gary A. Meeks
  President & COO
  2/25/04


  /s/ W. Blake Wilson
  W. Blake Wilson
  Executive Vice President & CPO
  2/25/04

  EX-99.3(a)

  Exhibit "A"
  Wells Fargo Bank Minnesota, N.A. 9062 Old
Annapolis Rd. Columbia, MD 21045
  Attention: Master Servicing
  RE: Officer's Certificate


  Dear Master Servicer:
  The undersigned Officer certifies the following for the 2003 fiscal year:

  (A) I have reviewed the activities and
performance of the Servicer during the
  preceding fiscal year under the tenants
  of the Servicing Agreement, Trust Agreement,
Pooling and Servicing Agreement
  and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the
  Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year,
or if there has been a default or failure
  of the servicer to perform any of such
duties, responsibilities or obligations,
  a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank
Minnesota, N.A.;


  (B) I have confirmed that the Servicer
is currently an approved FNMA or FHLMC
  servicer in good standing;


  (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance
  Policy and any other bonds required under the tenets of the Servicing Agreement,
  Trust Agreement, Pooling and Servicing
Agreement and/or Seller/Servicer Guide
  are in full force and effect;


  (D) All premiums for each Hazard Insurance
Policy, Flood Insurance Policy (if
  applicable) and Primary Mortgage Insurance
Policy (if applicable), with respect
  to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;


  (E) All real estate taxes, governmental
assessments and any other expenses
  accrued and due, that if not paid could
result in a lien or encumbrance on any
  Mortgaged Property, have been paid, or
if any such costs or expenses have not
  been paid with respect to any Mortgaged
Property, the reason for the non-payment
  has been reported to Wells Fargo Bank
Minnesota, N.A.;


  (F) All Custodial Accounts have been reconciled and are properly funded; and


  (G) All annual reports of Foreclosure
and Abandonment of Mortgage Property
  required per section 6050H, 6050J
and 6050P of the Internal Revenue Code,
  respectively, have been prepared and filed.


  By: /s/ Pam E Rothenberg
  Name: Pam E Rothenberg
  Title: Sr. Vice President
  Date: February 6, 2004


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   B-1                              300,015.88          1,995,269.42                 0.00               3,438,431.04
   B-2                              205,725.17          1,368,184.75                 0.00               2,357,781.28
   B-3                              188,581.43          1,254,169.36                 0.00               2,161,299.51
   B-4                              154,293.90          1,026,138.55                 0.00               1,768,335.96
   B-5                               68,575.05            456,061.59                 0.00                 785,927.09
   B-6                               68,577.49            456,077.68                 0.00                 785,954.85
   I-A-1                                  0.00                  0.00                 0.00                       0.00
   I-A-2-1                           46,272.86         14,538,423.03                 0.00                       0.00
   I-A-2-2                           12,269.52          3,489,221.52                 0.00                       0.00
   I-A-3                          2,227,860.25         88,000,000.00                 0.00                       0.00
   I-A-4                          2,990,582.91         11,357,766.28                 0.00              42,886,233.71
   II-A                           1,008,400.76         23,099,907.37                 0.00               6,947,030.59
   I-X                              776,547.34                  0.00                 0.00                       0.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00